Form 10-K/A
period 2013-12-31
WFRBS COMMERCIAL MORTGAGE TRUST 2013-C12
filed 2014-08-29
CIK 1569414

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K/A
                               (Amendment No. 1)

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

Not applicable.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 as filed with the Securities and Exchange Commission on March 31, 2014 (the “Original Form 10-K”) is (i) to file as Exhibit 99.8 the Primary Servicing Agreement, dated as of March 1, 2013, between Wells Fargo Bank, National Association, as Master Servicer, and Prudential Asset Resources, Inc., as Primary Servicer and (ii) to file a report on assessment of compliance with servicing criteria, an attestation report on assessment of compliance with servicing criteria and a servicer compliance statement for Prudential Asset Resources, Inc. (“Prudential”).

Prudential is the primary servicer for eleven (11) Mortgage Loans under the Primary Servicing Agreement.

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

33.1 CoreLogic Commercial Real Estate Services, Inc. as Vendor for Wells Fargo Bank, N.A as General Master Servicer (filed as Exhibit 33.1 to the Original Form 10-K and incorporated by reference herein)
33.2 National Tax Search, LLC as Vendor for Wells Fargo Bank, N.A as General Master Servicer (filed as Exhibit 33.2 to the Original Form 10-K and incorporated by reference herein)
33.3 NCB, FSB as NCB Master Servicer (filed as Exhibit 33.3 to the Original Form 10-K and incorporated by reference herein)
33.4 NCB, FSB as Co-op Special Servicer (filed as Exhibit 33.4 to the Original Form 10-K and incorporated by reference herein)
33.5 Pentalpha Surveillance LLC as Trust Advisor (filed as Exhibit 33.5 to the Original Form 10-K and incorporated by reference herein)
33.6 Rialto Capital Advisors, LLC as General Special Servicer (filed as Exhibit 33.6 to the Original Form 10-K and incorporated by reference herein)
33.7 Wells Fargo Bank, N.A. as Certificate Administrator (filed as Exhibit 33.7 to the Original Form 10-K and incorporated by reference herein)
33.8 Wells Fargo Bank, N.A. as Custodian (filed as Exhibit 33.8 to the Original Form 10-K and incorporated by reference herein)
33.9 Wells Fargo Bank, N.A. as General Master Servicer (filed as Exhibit 33.9 to the Original Form 10-K and incorporated by reference herein)
33.10 Prudential Asset Resources, Inc., as Primary Servicer

(34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 CoreLogic Commercial Real Estate Services, Inc. as Vendor for Wells Fargo Bank, N.A as General Master Servicer (filed as Exhibit 34.1 to the Original Form 10-K and incorporated by reference herein)
34.2 National Tax Search, LLC as Vendor for Wells Fargo Bank, N.A as General Master Servicer (filed as Exhibit 34.2 to the Original Form 10-K and incorporated by reference herein)
34.3 NCB, FSB as NCB Master Servicer (filed as Exhibit 34.3 to the Original Form 10-K and incorporated by reference herein)
34.4 NCB, FSB as Co-op Special Servicer (filed as Exhibit 34.4 to the Original Form 10-K and incorporated by reference herein)
34.5 Pentalpha Surveillance LLC as Trust Advisor (filed as Exhibit 34.5 to the Original Form 10-K and incorporated by reference herein)
34.6 Rialto Capital Advisors, LLC as General Special Servicer (filed as Exhibit 34.6 to the Original Form 10-K and incorporated by reference herein)
34.7 Wells Fargo Bank, N.A. as Certificate Administrator (filed as Exhibit 34.7 to the Original Form 10-K and incorporated by reference herein)
34.8 Wells Fargo Bank, N.A. as Custodian (filed as Exhibit 34.8 to the Original Form 10-K and incorporated by reference herein)
34.9 Wells Fargo Bank, N.A. as General Master Servicer (filed as Exhibit 34.9 to the Original Form 10-K and incorporated by reference herein)
34.10 Prudential Asset Resources, Inc., as Primary Servicer

(35) Servicer compliance statement.

35.1 NCB, FSB as NCB Master Servicer (filed as Exhibit 35.1 to the Original Form 10-K and incorporated by reference herein)
35.2 NCB, FSB as Co-op Special Servicer (filed as Exhibit 35.2 to the Original Form 10-K and incorporated by reference herein)
35.3 Pentalpha Surveillance LLC as Trust Advisor (filed as Exhibit 35.3 to the Original Form 10-K and incorporated by reference herein)
35.4 Rialto Capital Advisors, LLC as General Special Servicer (filed as Exhibit 35.4 to the Original Form 10-K and incorporated by reference herein)
35.5 Wells Fargo Bank, N.A. as Certificate Administrator (filed as Exhibit 35.5 to the Original Form 10-K and incorporated by reference herein)
35.6 Wells Fargo Bank, N.A. as General Master Servicer (filed as Exhibit 35.6 to the Original Form 10-K and incorporated by reference herein)
35.7 Prudential Asset Resources, Inc., as Primary Servicer

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

(99.8) This Primary Servicing Agreement, dated as of March 1, 2013, between Wells Fargo Bank, National Association, as Master Servicer, and Prudential Asset Resources, Inc., as Primary Servicer, (filed as Exhibit 99.8 to the registrant’s Current Report on Form 8-K, filed March 20, 2013 and incorporated by reference herein).

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

Date:   August 29, 2014

Exhibit Index

Exhibit No.

(4.1) Pooling and Servicing Agreement, dated as of March 1, 2013, incorporated by reference from Exhibit 4.1 of the issuing entity's Current Report on Form 8-K filed with the Commission on March 20, 2013.

(31) Rule 13a-14(d)/15d-14(d) Certification.

(33) Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1 CoreLogic Commercial Real Estate Services, Inc. as Vendor for Wells Fargo Bank, N.A as General Master Servicer (filed as Exhibit 33.1 to the Original Form 10-K and incorporated by reference herein)
33.2 National Tax Search, LLC as Vendor for Wells Fargo Bank, N.A as General Master Servicer (filed as Exhibit 33.2 to the Original Form 10-K and incorporated by reference herein)
33.3 NCB, FSB as NCB Master Servicer (filed as Exhibit 33.3 to the Original Form 10-K and incorporated by reference herein)
33.4 NCB, FSB as Co-op Special Servicer (filed as Exhibit 33.4 to the Original Form 10-K and incorporated by reference herein)
33.5 Pentalpha Surveillance LLC as Trust Advisor (filed as Exhibit 33.5 to the Original Form 10-K and incorporated by reference herein)
33.6 Rialto Capital Advisors, LLC as General Special Servicer (filed as Exhibit 33.6 to the Original Form 10-K and incorporated by reference herein)
33.7 Wells Fargo Bank, N.A. as Certificate Administrator (filed as Exhibit 33.7 to the Original Form 10-K and incorporated by reference herein)
33.8 Wells Fargo Bank, N.A. as Custodian (filed as Exhibit 33.8 to the Original Form 10-K and incorporated by reference herein)
33.9 Wells Fargo Bank, N.A. as General Master Servicer (filed as Exhibit 33.9 to the Original Form 10-K and incorporated by reference herein)
33.10 Prudential Asset Resources, Inc., as Primary Servicer

(34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 CoreLogic Commercial Real Estate Services, Inc. as Vendor for Wells Fargo Bank, N.A as General Master Servicer (filed as Exhibit 34.1 to the Original Form 10-K and incorporated by reference herein)
34.2 National Tax Search, LLC as Vendor for Wells Fargo Bank, N.A as General Master Servicer (filed as Exhibit 34.2 to the Original Form 10-K and incorporated by reference herein)
34.3 NCB, FSB as NCB Master Servicer (filed as Exhibit 34.3 to the Original Form 10-K and incorporated by reference herein)
34.4 NCB, FSB as Co-op Special Servicer (filed as Exhibit 34.4 to the Original Form 10-K and incorporated by reference herein)
34.5 Pentalpha Surveillance LLC as Trust Advisor (filed as Exhibit 34.5 to the Original Form 10-K and incorporated by reference herein)
34.6 Rialto Capital Advisors, LLC as General Special Servicer (filed as Exhibit 34.6 to the Original Form 10-K and incorporated by reference herein)
34.7 Wells Fargo Bank, N.A. as Certificate Administrator (filed as Exhibit 34.7 to the Original Form 10-K and incorporated by reference herein)
34.8 Wells Fargo Bank, N.A. as Custodian (filed as Exhibit 34.8 to the Original Form 10-K and incorporated by reference herein)
34.9 Wells Fargo Bank, N.A. as General Master Servicer (filed as Exhibit 34.9 to the Original Form 10-K and incorporated by reference herein)
34.10 Prudential Asset Resources, Inc., as Primary Servicer

(35) Servicer compliance statement.

35.1 NCB, FSB as NCB Master Servicer (filed as Exhibit 35.1 to the Original Form 10-K and incorporated by reference herein)
35.2 NCB, FSB as Co-op Special Servicer (filed as Exhibit 35.2 to the Original Form 10-K and incorporated by reference herein)
35.3 Pentalpha Surveillance LLC as Trust Advisor (filed as Exhibit 35.3 to the Original Form 10-K and incorporated by reference herein)
35.4 Rialto Capital Advisors, LLC as General Special Servicer (filed as Exhibit 35.4 to the Original Form 10-K and incorporated by reference herein)
35.5 Wells Fargo Bank, N.A. as Certificate Administrator (filed as Exhibit 35.5 to the Original Form 10-K and incorporated by reference herein)
35.6 Wells Fargo Bank, N.A. as General Master Servicer (filed as Exhibit 35.6 to the Original Form 10-K and incorporated by reference herein)
35.7 Prudential Asset Resources, Inc., as Primary Servicer

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

(99.8) This Primary Servicing Agreement, dated as of March 1, 2013, between Wells Fargo Bank, National Association, as Master Servicer, and Prudential Asset Resources, Inc., as Primary Servicer, (filed as Exhibit 99.8 to the registrant’s Current Report on Form 8-K, filed March 20, 2013 and incorporated by reference herein).