Form 10-K/A
period 2019-12-31
WFRBS COMMERCIAL MORTGAGE TRUST 2013-C12
filed 2020-04-14
CIK 1569414

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

Not applicable.

EXPLANATORY NOTES

The sole purpose of this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the Securities and Exchange Commission on March 19, 2020 (the “Original Form 10-K”) is to replace the servicer compliance statement of Wells Fargo Bank, National Association in its capacity as certificate administrator filed as an exhibit to the Original Form 10-K under Exhibit 35.5, with the corresponding exhibit attached hereto.  Except as described above, no other changes are being made to the Original Form 10-K.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Form 10-K/A also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto.

PART IV

Item 15. Exhibits, Financial Statement Schedules

31           Rule 13a-14(d)/15d-14(d) Certifications.

35           Servicer compliance statements.

35.5        Wells Fargo Bank, National Association, as Certificate Administrator

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Wells Fargo Commercial Mortgage Securities, Inc.
(Depositor)

/s/ Anthony Sfarra

Anthony Sfarra, President

(senior officer in charge of securitization of the depositor)

Date: April 14, 2020